Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C28
filed 2018-03-20
CIK 1665081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

With respect to the pari passu loan combinations that include the University West Apartments Mortgage Loan, the Ellenton Premium Outlets Mortgage Loan and the GLP Industrial Portfolio A Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the University West Apartments Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the University West Apartments Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of the Ellenton Premium Outlets Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Ellenton Premium Outlets Mortgage Loan, KeyBank National Association as primary servicer of the GLP Industrial Portfolio A Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the GLP Industrial Portfolio A Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee, CWCapital Asset Management LLC, as special servicer, and KeyBank National Association, as primary servicer:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities ("RMBS") trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, U.S. Bank National Association, as Trustee, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 8, 2016 under Commission File No. 333-206847 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Situs Holdings, LLC, Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of February 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wilmington Trust, National Association, as Trustee and Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.6           Amended And Restated Agreement Between Note Holders, dated as of April 21, 2016, by and between U.S. Bank National Association, as Trustee for Morgan Stanley Bank  of America Merrill Lynch Trust 2016-C28, Commercial Mortgage Pass-Through Certificates, Series 2016-C28, as Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee for Morgan Stanley Capital I Trust 2016-UBS9, Commercial Mortgage Pass-Through Certificates, Series 2016-UBS9, as Note A-2 Holder, Morgan Stanley Bank, N.A., as Note A-3 Holder, and Morgan Stanley Bank, N.A., as Note A-4 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on April 27, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

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

4.10         Amended And Restated Co-Lender Agreement, dated as of May 26, 2016, by and among Wells Fargo Bank, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of CSMC 2015-GLPA Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1 Holder, Note A-2 Holder, Note B-1 Holder and Note B-2 Holder, Wells Fargo Bank, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of CSAIL 2016-C5 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-3-1 Holder, Column Financial, Inc., as Note A-3-2 Holder, and U.S. Bank National Association, as Trustee for Morgan Stanley Bank  of America Merrill Lynch Trust 2016-C28, Commercial Mortgage Pass-Through Certificates, Series 2016-C28, as Note A-4 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 1, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

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

35.8         C-III Asset Management LLC, as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the University West Apartments Mortgage Loan

35.11       CWCapital Asset Management LLC, as Special Servicer of the University West Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the University West Apartments Mortgage Loan (see Exhibit 35.3)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ellenton Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Ellenton Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Ellenton Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.16       KeyBank National Association, as Primary Servicer of the GLP Industrial Portfolio A Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       AEGON USA Realty Advisors, LLC, as Special Servicer of the GLP Industrial Portfolio A Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the GLP Industrial Portfolio A Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Penn Square Mall Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Special Servicer of the Penn Square Mall Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Penn Square Mall Mortgage Loan (see Exhibit 35.3)

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
(Depositor)

/s/ Leland F. Bunch, III

Leland F. Bunch, III, Chief Executive Officer and President

(senior officer in charge of securitization of the depositor)

Date: March 19, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, U.S. Bank National Association, as Trustee, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on March 8, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Situs Holdings, LLC, Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.4           Trust and Servicing Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of February 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wilmington Trust, National Association, as Trustee and Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.6           Amended And Restated Agreement Between Note Holders, dated as of April 21, 2016, by and between U.S. Bank National Association, as Trustee for Morgan Stanley Bank  of America Merrill Lynch Trust 2016-C28, Commercial Mortgage Pass-Through Certificates, Series 2016-C28, as Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee for Morgan Stanley Capital I Trust 2016-UBS9, Commercial Mortgage Pass-Through Certificates, Series 2016-UBS9, as Note A-2 Holder, Morgan Stanley Bank, N.A., as Note A-3 Holder, and Morgan Stanley Bank, N.A., as Note A-4 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on April 27, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

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

4.9           Agreement Between Note Holders, dated as of November 5, 2015, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder, UBS Real Estate Securities Inc., as Initial Note A-2 Holder, UBS Real Estate Securities Inc., as Initial Note A-3 Holder, and Bank of America, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on February 25, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

4.10         Amended And Restated Co-Lender Agreement, dated as of May 26, 2016, by and among Wells Fargo Bank, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of CSMC 2015-GLPA Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1 Holder, Note A-2 Holder, Note B-1 Holder and Note B-2 Holder, Wells Fargo Bank, National Association, not in its individual capacity but solely as Trustee for the benefit of the Holders of CSAIL 2016-C5 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-3-1 Holder, Column Financial, Inc., as Note A-3-2 Holder, and U.S. Bank National Association, as Trustee for Morgan Stanley Bank  of America Merrill Lynch Trust 2016-C28, Commercial Mortgage Pass-Through Certificates, Series 2016-C28, as Note A-4 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 1, 2016 under Commission File No. 333-206847-01 and incorporated by reference herein).

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

35.8         C-III Asset Management LLC, as Special Servicer of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Le Meridien Cambridge MIT Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the University West Apartments Mortgage Loan

35.11       CWCapital Asset Management LLC, as Special Servicer of the University West Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the University West Apartments Mortgage Loan (see Exhibit 35.3)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ellenton Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Ellenton Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Ellenton Premium Outlets Mortgage Loan (see Exhibit 35.3)

35.16       KeyBank National Association, as Primary Servicer of the GLP Industrial Portfolio A Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       AEGON USA Realty Advisors, LLC, as Special Servicer of the GLP Industrial Portfolio A Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the GLP Industrial Portfolio A Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Penn Square Mall Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Special Servicer of the Penn Square Mall Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Penn Square Mall Mortgage Loan (see Exhibit 35.3)

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